Form 10-Q
period 1996-06-30
MAY DRILLING PARTNERSHIP 1983-2
filed 1996-08-13
CIK 711309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                               June 30,        December 31,
                                                  1996             1995

 ASSETS

 Investment in
 May Limited Partnership 1983-2                  $462              $462
                                                  ===               ===


 PARTNERS' CAPITAL
 Partners' Capital                               $462              $462
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


                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                June 30,       December 31,
                                                 1996             1995

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                       $    172      $    148
 Accrued oil and gas sales                            146           144
 Due from affiliate                                    70            36
                                                  -------       -------

 Total                                                388           328
                                                  -------       -------

 OIL AND GAS PROPERTIES, using the
 full cost method of accounting                    16,585        16,582
 Less - Accumulated depletion                     (16,027)      (15,972)
                                                  -------       -------
 Net oil and gas properties                           558           610
                                                  -------       -------

 TOTAL ASSETS                                    $    946      $    938
                                                  =======       =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
 Accounts payable and accrued liabilities        $     13      $     27
                                                  -------       -------

 Total                                                 13            27
                                                  -------       -------

 PARTNERS' CAPITAL
 General partner                                      471           449
 Limited partner                                      462           462
                                                  -------       -------


 Total                                                933           911
                                                  -------       -------
 TOTAL LIABILITIES AND PARTNERS' CAPITAL         $    946      $    938
                                                  =======       =======

                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                 For the Three Months Ended
                                                           June 30,
                                                   1996               1995

 REVENUES
 Oil revenue                                     $     29           $     21
 Gas revenue                                          213                107
 Interest income                                        2                  2
                                                  -------            -------
 Total                                                244                130
                                                  -------            -------

 COSTS AND EXPENSES
 Lease operating                                       26                 37
 General and administrative                            25                 24
 Depletion                                             29                 25
 Professional services and other                        3                  3
 Litigation settlement                                  2
                                                  -------            -------

 Total                                                 85                 89
                                                  -------            -------

 NET INCOME                                      $    159           $     41
                                                  =======            =======

 ALLOCATION OF NET INCOME:

 General Partner                                 $     74           $     22
                                                  =======            =======

 Limited Partner                                 $     85           $     19
                                                  =======            =======

 Per initial $1,000 limited
 partner investment                              $   8.05           $   1.80
                                                  =======            =======


 Weighted average initial $1,000
 limited partner investment units
 outstanding                                       10,557             10,557
                                                  =======            =======

                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                  For the Six Months Ended
                                                           June 30,
                                                     1996           1995
 REVENUES
 Oil revenue                                      $     55          $     42
 Gas revenue                                           457               221
 Interest income                                         4                 4
                                                   -------           -------
 Total                                                 516               267
                                                   -------           -------

 COSTS AND EXPENSES
 Lease operating                                        53                66
 General and administrative                             50                47
 Depletion                                              55                53
 Professional services and other                         5                 5
 Litigation settlement                                   2
                                                   -------           -------
 Total                                                 165               171
                                                   -------           -------

 NET INCOME                                       $    351          $     96
                                                   =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                  $    159          $     53
                                                   =======           =======

 Limited Partner                                  $    192          $     43
                                                   =======           =======

 Per initial $1,000 limited
 partner investment                               $  18.19          $   4.07
                                                   =======           =======

 Weighted average initial $1,000
 limited partner investment units
 outstanding                                        10,557            10,557
                                                   =======           =======

                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                For the Six Months Ended
                                                        June 30,
                                                  1996            1995

 OPERATING ACTIVITIES:
 Net income                                  $    351          $     96
 Adjustment to reconcile net income to
 net cash provided by operating
 activities:
 Depletion                                         55                53
                                              -------           -------

 Cash from operations before
 working capital changes                          406               149
 Changes in assets and liabilities
 provided (used) cash:
 Accrued oil and gas sales                         (2)               10
 Due from affiliate                               (34)
 Accounts payable and accrued liabilities         (14)              (15)
                                              -------           -------

 Net cash provided by operating
 activities                                       356               144
                                              -------           -------

 INVESTING ACTIVITIES:
 Additions to oil and gas properties               (3)              (32)
                                              -------           -------

 Net cash used in investing activities             (3)              (32)
                                              -------           -------

 FINANCING ACTIVITIES:
 Distributions to partners                       (329)             (153)
                                              -------           -------

 Net cash used in financing activities           (329)             (153)
                                              -------           -------

 NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  24               (41)

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                     148               169
                                              -------           -------

 Balance, end of period                      $    172          $    128
                                              =======           =======



<F1>
                   The accompanying notes are an integral part
                          of the financial statements.

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


NOTE 2 - LEGAL

In June 1996, the Limited Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Limited Partnership s interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Limited Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Limited Partnership agreed to pay the plaintiffs $67,000. The Limited Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $65,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in the Limited Partnership s reserves of $40,000 in future net revenues, discounted at 10%.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated $356,000 of cash flow from operating activities during the six months ended June 30, 1996 and made distributions of $329,000. A distribution payable to partners of record as of June 30, 1996 was declared in July 1996. The distribution amount is $144,000, payable $84,000 to May Drilling Partnership 1983-2 partners and $60,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

OIL REVENUE

Oil revenue increased $8,000 in the second quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in the average oil price. Oil production increased 23% primarily due to an increase in state allowable production limits. The average oil price increased from $18.52 per barrel in 1995 to $20.84 per barrel in 1996.


GAS REVENUE

Gas revenue increased $106,000 during the second quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in price. Gas production increased 40% primarily due to an increase in state allowable production limits. The average gas price increased from $1.81 per mcf in 1995 to $2.58 per mcf in 1996.

LEASE OPERATING

Lease operating expense decreased $11,000 for the second quarter of 1996 as compared to the corresponding period in 1995 primarily due to a decrease in operating expenses resulting from cost savings measures implemented during 1995.

GENERAL AND ADMINISTRATIVE

General and administrative expense increased $1,000 during the second quarter of 1996 as compared to the second quarter of 1995 due to an increase in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $4,000 during the second quarter of 1996 as compared with the second quarter of 1995 as a result of a higher depletion rate caused by the increase in production discussed above.

LITIGATION SETTLEMENT

Litigation settlement expense represents the settlement of the Lamson lawsuit which is further discussed in Item 1 - Note 2 of the Form 10-Q.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The comparisons for the six months ended June 30, 1996 and the six months ended June 30, 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter 1995 except for the following:

OIL  REVENUE

Oil revenue increased $13,000 during the first six months of 1996 as compared to the corresponding period in 1995. The increase is comprised of a 19% increase in production combined with an increase in oil prices from $18.07 per barrel in 1995 to $20.14 per barrel in 1996. The increase in production is due to increased state allowable production limits.

GAS REVENUE

Gas revenue increased $236,0000 during the first six months of 1996 as compared with the same period during 1995. The increase is comprised of a 24% increase in gas production combined with an increase in gas prices from $1.72 per mcf in 1995 to $2.88 per mcf in 1996. The increase in production is due to increased state allowable production limits.


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

                                     MAY DRILLING PARTNERSHIP 1983-2
                                     MAY LIMITED PARTNERSHIP 1983-2


                                     BY:   EDP OPERATING, LTD.,
                                           GENERAL PARTNER
                                     BY:   HALLWOOD G. P., INC.,
                                           GENERAL PARTNER



 Date: August 1, 1996                By:   /s/Robert S. Pfeiffer
                                           Robert S. Pfeiffer, Vice President
                                           (Principal Accounting Officer)