Form 10-Q
period 1996-09-30
MAY DRILLING PARTNERSHIP 1983-2
filed 1996-11-07
CIK 711309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended September 30, 1996

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      September 30,               December 31,
                                                                          1996                        1995
ASSETS
Investment in
     May Limited Partnership 1983-2                                       $455                        $462
                                                                           ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                         $455                        $462
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


                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                             September 30,        December 31,
                                                                               1996                    1995

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     223                   $     148
   Accrued oil and gas sales                                                           106                         144
   Due from affiliate                                                                   84                          36
                                                                                 ---------                   ---------

            Total                                                                      413                         328
                                                                                  --------                    --------

OIL AND GAS PROPERTIES, using the
   full cost method of accounting                                                   16,603                      16,582
        Less - Accumulated depletion                                              (16,053)                    (15,972)
                                                                                  -------                      ------
            Net oil and gas properties                                                 550                         610
                                                                                  --------                    --------

TOTAL ASSETS                                                                     $     963                   $     938
                                                                                  ========                    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $       32                  $       27
                                                                                 ---------                   ---------

            Total                                                                       32                          27
                                                                                 ---------                   ---------

PARTNERS' CAPITAL
   General partner                                                                     476                         449
   Limited partner                                                                     455                         462
                                                                                  --------                    --------

            Total                                                                      931                         911
                                                                                  --------                    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $     963                   $     938
                                                                                  ========                    ========












                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                            For the Three Months Ended
                                                                                      September 30,
                                                                                  1996                        1995

REVENUES
     Oil revenue                                                                $       27                  $       20
     Gas revenue                                                                       187                         108
     Interest income                                                                     2                           2
                                                                                ----------                  ----------
              Total                                                                    216                         130
                                                                                  --------                    --------

COSTS AND EXPENSES
     Lease operating                                                                    29                          39
     General and administrative                                                         17                          24
     Depletion                                                                          26                          27
     Professional services and other                                                     2                           2
                                                                                ----------                  ----------
              Total                                                                     74                          92
                                                                                 ---------                   ---------

NET INCOME                                                                       $     142                  $       38
                                                                                  ========                   =========

ALLOCATION OF NET INCOME:

     General Partner                                                            $       65                  $       21
                                                                                 =========                   =========

     Limited Partner                                                            $       77                  $       17
                                                                                 =========                   =========

         Per initial $1,000 limited
              partner investment                                                 $    7.29                   $    1.61
                                                                                  ========                    ========

         Weighted average initial $1,000
              limited partner investment units
              outstanding                                                           10,557                      10,557
                                                                                    ======                      ======











                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.

                                                        -4-



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                             For the Nine Months Ended
                                                                                       September 30,
                                                                                    1996                      1995

REVENUES
     Oil revenue                                                                $       82                  $       62
     Gas revenue                                                                       644                         329
     Interest income                                                                     6                           6
                                                                                ----------                  ----------
              Total                                                                    732                         397
                                                                                  --------                    --------

COSTS AND EXPENSES
     Lease operating                                                                    82                         105
     General and administrative                                                         67                          71
     Depletion                                                                          81                          80
     Professional services and other                                                     7                           7
     Litigation settlement                                                               2
                                                                                ----------
              Total                                                                    239                         263
                                                                                  --------                    --------

NET INCOME                                                                       $     493                  $      134
                                                                                  ========                   =========

ALLOCATION OF NET INCOME:

     General Partner                                                             $     224                  $       74
                                                                                  ========                   =========

     Limited Partner                                                             $     269                  $       60
                                                                                  ========                   =========

         Per initial $1,000 limited
              partner investment                                                  $  25.48                   $    5.68
                                                                                   =======                    ========

         Weighted average initial $1,000
              limited partner investment units
              outstanding                                                           10,557                      10,557
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



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                          1996                        1995

OPERATING ACTIVITIES:
     Net income                                                                   $    493                     $   134
     Adjustment to reconcile net income to
         net cash provided by operating
         activities:
              Depletion                                                                 81                          80
                                                                                  --------                     -------

                      Cash from operations before
                           working capital changes                                     574                         214

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                 38                           7
              Due from affiliate                                                      (48)                         (4)
              Accounts payable and accrued liabilities                                   5                        (11)
                                                                                 ---------                    -------

                      Net cash provided by operating
                           activities                                                  569                         206
                                                                                   -------                      ------

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                              (21)                        (34)
                                                                                 --------                     -------

                      Net cash used in investing activities                           (21)                        (34)
                                                                                 --------                     -------

FINANCING ACTIVITIES:
     Distributions to partners                                                       (473)                       (153)
                                                                                  -------                      ------

                      Net cash used in financing activities                          (473)                       (153)
                                                                                  -------                      ------

NET INCREASE IN CASH AND
     CASH  EQUIVALENTS                                                                  75                          19

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      148                         169
                                                                                   -------                      ------

     Balance, end of period                                                       $    223                     $   188
                                                                                   =======                      ======



                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.

                                                        -6-

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


NOTE 2 - LEGAL

In June 1996, the Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Partnership's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Partnership agreed to pay the plaintiffs $67,000. The Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $65,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in the Partnership's reserves of $40,000 in future net revenues, discounted at 10%.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION
              --------------------

Liquidity and Capital Resources

The Partnership generated $569,000 of cash flow from operating activities during the nine months ended September 30, 1996 and made distributions of $473,000. A distribution payable to partners of record as of September 30, 1996 was declared in October 1996. The distribution amount is $209,000, payable $121,000 to May Drilling Partnership 1983-2 partners and $88,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1996 Compared to Third Quarter 1995

Oil Revenue

Oil revenue increased $7,000 in the third quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in the average oil price partially offset by a decrease in oil production. The average oil price increased from $17.12 per barrel in 1995 to $23.69 per barrel in 1996. Oil production decreased 2% primarily due to normal production declines.

Gas Revenue

Gas revenue increased $79,000 during the third quarter of 1996 as compared to the corresponding period in 1995 as the result of an increase in production combined with an increase in price. Gas production increased 6% primarily due to an increase in state allowable production limits. The average gas price increased from $1.57 per mcf in 1995 to $2.56 per mcf in 1996.

Lease Operating

Lease operating expense decreased $10,000 for the third quarter of 1996 as compared to the corresponding period in 1995 primarily due to a decrease in operating expenses resulting from cost savings measures implemented during 1995.

General and Administrative

General and administrative expense decreased $7,000 during the third quarter of 1996 as compared to the third quarter of 1995 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $1,000 during the third quarter of 1996 as compared with the third quarter of 1995 as a result of lower capitalized costs during 1996 as compared with 1995.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

The comparisons for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 are consistent with those discussed in the third quarter 1996 compared to the third quarter 1995 except for the following:

Oil  Revenue

Oil revenue increased $20,000 during the first nine months of 1996 as compared to the corresponding period in 1995. The increase is comprised of a 12% increase in production combined with an increase in oil prices from $17.74 per barrel in 1995 to $21.20 per barrel in 1996. The increase in production is due to increased state allowable production limits.

Gas Revenue

Gas revenue increased $315,000 during the first nine months of 1996 as compared with the same period during 1995. The increase is comprised of a 17% increase in gas production combined with an increase in gas prices from $1.67 per mcf in 1995 to $2.78 per mcf in 1996. The increase in production is due to increased state allowable production limits.

Depletion

Depletion expense increased $1,000 during the first nine months of 1996 as compared with the first nine months of 1995. The increase is due to a higher depletion rate resulting from the increase in production discussed above.

Litigation Settlement

Litigation settlement expense represents the settlement of the Lamson lawsuit which is further discussed in Item 1 - Note 2 of the Form 10-Q.

PART II -     OTHER INFORMATION


ITEM 1 -      LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 3 of Form 10-K for the year ended December 31, 1995 and Item 1 Note 2 of this Form 10-Q.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

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


                                                MAY DRILLING PARTNERSHIP 1983-2
                                                MAY LIMITED PARTNERSHIP 1983-2

                                           By:           EDP OPERATING, LTD.,
                                                           General Partner
                                           By:           HALLWOOD G. P., INC.,
                                                            General Partner


Date: November 4, 1996                     By:
                                             Robert S. Pfeiffer, Vice President
                                               (Principal Accounting Officer)