Form 10-K405
period 1996-12-31
MAY DRILLING PARTNERSHIP 1983-2
filed 1997-03-13
CIK 711309

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-K

MARK ONE
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                          on which registered
      None                                                                 None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
 No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                       DOCUMENTS INCORPORATED BY REFERENCE:



                                                          Part of Form 10-K into
Document                                                which it is incorporated

The General Partnership Agreement and the Limited
Partnership Agreement filed as an Exhibit
to Registration Statement No. 0-11313                                  Part IV

                                                      PART I


ITEM 1 - BUSINESS

May Drilling Partnership 1983-2 (the "Drilling or General Partnership") and May Limited Partnership 1983-2 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1997, HPI employed 127 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1996, all such required contributions had been made.

Participation in Expenses and Revenues

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                              Drilling               General
                                            Partnership              Partner

Abandonment expenses (1)                        99%                     1%
Noncapital expenses                             99%                     1%
Direct expenses                                 99%                     1%
Lease acquisition expenses                                            100%
Capital expenses                                                      100%
Oil and gas revenues                            (2)                    (2)
Operating expenses                              (2)                    (2)
Special projects                                (2)                    (2)
General and administrative overhead             (2)                    (2)

     (1) Includes   expenses   that  would   otherwise  be  allocated  as  lease
         acquisition expenses and/or capital expenses but that relate to abandoned properties.

     (2) Such items were shared 70% by the Drilling Partnership and 30% by the general partner until December 31, 1984. As of December 31, 1984, and as of December 31 of each year thereafter, the sharing of such items is adjusted so the general partner's allocation equals the percentage that the amount of Limited Partnership expenses allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the Drilling Partnership, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was:

                                    1996               1995               1994
                                   ------             ------             -----

Limited Partner                     58.1%              58.3%              58.5%
General Partner                     41.9%              41.7%              41.5%

In 1997, the sharing ratio will be 58% to the limited partner and 42% to the general partner.

To the extent that the characterization of any expense of the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

Competition

Oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy. See also "Marketing" for a discussion of the market structure for oil and gas sales.

Regulation

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal, state and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

Federal Income Tax Considerations

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

Marketing

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.

Factors which, if they were to occur, might adversely affect the Limited Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

Significant Customer

For the years ended December 31, 1996, 1995 and 1994, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited
Partnership:


                                    1996               1995               1994
                                   ------             ------             -----

Conoco Inc.                          83%                88%                60%

Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The general partner is continually taking all action it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

Insurance Coverage

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.


ITEM 2 - PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in prospects in south Louisiana; the Limited Partnership also has small amounts of additional reserves in an Oklahoma prospect. The Limited Partnership's reserves are predominantly natural gas, which accounts for 90% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1996.

Significant Prospects

At December 31, 1996, the following prospects accounted for approximately 86% of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1996 reserve report prepared by HPI's petroleum engineers.

Boudreaux Prospect. The Boudreaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 26,900 bbls of oil and 1,276,000 mcf of gas as of December 31, 1996, all of which are developed and producing at December 31, 1996. The Limited Partnership's working interest in this prospect ranges up to 3.0%.

Meaux Prospect. The Meaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 200 bbls of oil and 83,600 mcf of gas as of December 31, 1996, all of which are developed and producing at December 31, 1996. The Limited Partnership's working interest in this prospect is 19.1%.


ITEM 3 - LEGAL PROCEEDINGS

For a description of legal proceedings affecting the Limited Partnership, please refer to Item 8 - Note 4.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1996.



                                                      PART II


ITEM 5 -     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

     b) As of December 31, 1996, there were approximately 720 holders of record of partnership interests in the Drilling Partnership.

     c) Distributions paid by the Limited Partnership were as follows (in thousands):


                         General            Limited
                         Partner            Partner

       1996                $285               $397
       1995                 131                134
       1994                 352                505


ITEM 6 -  SELECTED FINANCIAL DATA


                                                                For the Limited Partnership
                                                          As of or for the Year Ended December 31,
                                                         -----------------------------------------
                                        1996              1995              1994              1993              1992
                                       ------            ------            ------            ------            -----
                                                                       (In thousands)

Total revenues                               $  931           $  612            $  649            $1,127            $1,223
Oil and gas revenues                            922              603               637             1,115             1,214
Net income                                      608              249               257               323               667
Working capital                                 291              301               243               728               609
Total assets                                    864              938               962             1,849             1,539
Partners' capital                               837              911               927             1,527             1,504

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1996 and 1995 are summarized as follows:


                                                        1996               1995
                                                       ------             -----
                                                             (In thousands)

Cash provided by operating activities                   $ 727             $ 281
Distributions to partners                                (682)             (265)
Additions to oil and gas properties                       (36)              (37)
                                                         ----               ----
Increase (decrease) in cash                            $    9            $  (21)
                                                         =====             =====

Cash provided by operating activities in 1996 was used for distributions to the partners and additions to oil and gas properties. The Limited Partnership has net working capital of $291,000 as December 31, 1996. This working capital, together with future net cash flows generated from operations, may be used to fund future distributions. Future distributions depend on, among other things, continuation of current or higher oil and gas prices, markets for production and future development costs.

The Limited Partnership's ability to generate funds adequate to meet its future needs will be largely dependent upon its ability to continue to further develop its existing reserves. Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 29,000 bbls and 1,593,000 mcf valued at $5,111,000 in 1996 and 34,000 bbls and 1,737,000 mcf valued at $2,959,000 in 1995. The increase in the discounted future net revenues and the fluctuation in the quantities resulted from an increase in year end oil and gas prices as well as changes in the estimated rates of production on certain wells.

Results of Operations

1996 Compared to 1995

Oil Revenue

Oil revenue increased $15,000 during 1996 as compared with 1995. The increase is comprised of an increase in the average oil price from $17.68 per barrel in 1995 to $21.76 per barrel in 1996, partially offset by a 5% decrease in production as shown in the table below. The decrease in production is primarily due to normal production declines.

Gas Revenue

Gas revenue increased $304,000 during 1996 as compared with 1995. The increase is due to an increase in the average gas price from $1.81 per mcf during 1995 to $2.83 per mcf during 1996, combined with a 2% increase in production as shown below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1996 and 1995.


                                                                            Net Production
                                                                           ---------------
                                                              1996                                  1995
                                                             ------                                -----
                                                     Oil                Gas                Oil                Gas
County, State and Well                             (Bbls)              (Mcf)             (Bbls)              (Mcf)

     Lafayette, Louisiana
         Hutchinson #1                                       75             31,424                138             24,889
         Meaux Prospect
         --------------
         Richard #1                                         461             32,704                396             35,642
         Boudreaux Prospect
         ------------------
         A. L. Boudreaux #1                               3,809            188,515              3,980            193,583
         G. S. Boudreaux Estate #1                           63              3,228                 77              3,926
         Hallwood Fontenot #1                                20              2,055                 11              1,322
     Canadian, Oklahoma
         Jameson #1-14                                                      30,203                                19,964

     Other Properties                                       298              1,077                398              5,022
                                                         ------           --------              -----            -------
         Total Net Production                             4,726            289,206              5,000            284,348
                                                          =====            =======              =====            =======

Lease Operating

Lease operating expense decreased $19,000 during 1996 as compared with 1995 primarily due to decreases in operating expenses resulting from cost saving measures implemented during 1996.

Production Taxes

Production taxes increased $4,000 during 1996 as compared with 1995 as a result of the increase in gas production discussed above.

General and Administrative

General and administrative expenses decreased $4,000 during 1996 as compared with 1995 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $11,000 during 1996 as compared with 1995 as a result of production declines and lower capitalized costs in 1996.

Litigation Settlement

Litigation settlement expense during 1996 represents amounts paid in connection with the settlement of the Lamson lawsuit which is further discussed in Item 8 -
Note 4.

1995 Compared to 1994

Oil Revenue

Oil revenue increased $8,000 during 1995 as compared with 1994. The increase is comprised of an increase in the average oil price from $16.04 per barrel in 1994 to $17.68 per barrel in 1995 combined with a 1% increase in production as shown in the table below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines as well as the temporary abandonment of one well and the sale of another during the second quarter of 1994.

Gas Revenue

Gas revenue decreased $42,000 during 1995 as compared with 1994. The decrease is due to a decrease in the average gas price from $2.10 per mcf during 1994 to $1.81 per mcf during 1995, partially offset by a 7% increase in production as shown below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines as well as the temporary abandonment of one well and the sale of another during the second quarter of 1994.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1995 and 1994.


                                                                            Net Production
                                                                           ---------------
                                                              1995                                  1994
                                                             ------                                -----
                                                     Oil                Gas                Oil                Gas
County, State and Well                             (Bbls)              (Mcf)             (Bbls)              (Mcf)

     Lafayette, Louisiana
         Hutchinson #1                                      138             24,889                160             31,110
         Meaux Prospect
         --------------
         Richard #1                                         396             35,642                462             40,809
         Warwick Richard #1                                                                        43              2,265
         Middle Bayou Cannes
         -------------------
         Duhon #1                                                                                  60              3,660
         Boudreaux Prospect
         ------------------
         A. L. Boudreaux #1                               3,980            193,583              3,696            150,683
         G. S. Boudreaux Estate #1                           77              3,926                 67              3,271
         Hallwood Fontenot #1                                11              1,322                  3                493
     Canadian, Oklahoma
         Jameson #1-14                                                      19,964                                27,401

     Other Properties                                       398              5,022                466              5,876
                                                          -----            -------              -----            -------
         Total Net Production                             5,000            284,348              4,957            265,568
                                                          =====            =======              =====            =======

Lease Operating

Lease operating expense decreased $35,000 during 1995 as compared with 1994 primarily due to the sale of the Warwick Richard #1 during the second quarter of 1994 and the temporary abandonment of the Duhon #1.

Production Taxes

Production taxes increased $14,000 during 1995 as compared with 1994 as a result of the settlement of a lawsuit which resulted in lower production taxes during 1994.

General and Administrative

General and administrative expenses decreased $25,000 during 1995 as compared with 1994 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $2,000 during 1995 as compared with 1994 due to a higher depletion rate caused by the increase in oil and gas production during 1994.

Litigation Settlement

Litigation settlement expense during 1995 primarily represents amounts paid in connection with the settlement of a royalty dispute on the Duhon #1 well.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                                                12

     Balance Sheets at December 31, 1996 and 1995 -
         May Drilling Partnership 1983-2                                                                         13

     Balance Sheets at December 31, 1996 and 1995 -
         May Limited Partnership 1983-2                                                                          14

     Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994 -
         May Limited Partnership 1983-2                                                                          15

     Statements of Changes in Partners' Capital for the Years Ended December 31,
         1996, 1995 and 1994 -
         May Limited Partnership 1983-2                                                                          16

     Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994 -
         May Limited Partnership 1983-2                                                                          17

     Notes to Financial Statements - May Drilling Partnership 1983-2
         and May Limited Partnership 1983-2                                                                   18-21

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                         22

                                           INDEPENDENT AUDITORS' REPORT




To the Partners of May Drilling Partnership 1983-2 and
  May Limited Partnership 1983-2:

We have audited the financial statements of May Drilling Partnership 1983-2 ("General Partnership") and May Limited Partnership 1983-2 ("Limited Partnership") as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1996 and 1995, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
February 28, 1997



                                          MAY DRILLING PARTNERSHIP 1983-2
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                      December 31,                December 31,
                                                                           1996                       1995

ASSETS
Investment in May Limited Partnership 1983-2                              $397                        $462
                                                                           ===                         ===


PARTNERS' CAPITAL
Partners' Capital                                                         $397                        $462
                                                                           ===                         ===







Note: The statements of operations, changes in partners' capital and cash flows for May Drilling Partnership 1983-2 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1983-2 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1983-2 on the equity method. The May Limited Partnership 1983-2 financial statements should be read in conjunction with this balance sheet.
























                                    The    accompanying  notes  are an  integral
                                           part of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1983-2
                                                  BALANCE SHEETS
                                                  (In thousands)



                                                                      December 31,                December 31,
                                                                          1996                        1995

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $     157                   $     148
     Accrued oil and gas revenues                                                      161                         144
     Due from affiliate                                                                                             36
                                                                                ----------                   ---------
             Total                                                                     318                         328
                                                                                  --------                    --------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                 16,618                      16,582
         Less accumulated depletion                                               (16,072)                    (15,972)
                                                                                   ------                     -------
             Net oil and gas properties                                                546                         610
                                                                                  --------                    --------

TOTAL ASSETS                                                                     $     864                   $     938
                                                                                  ========                    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                   $       22                  $       27
     Due to affiliate                                                                    5
                                                                                 ---------
             Total                                                                      27                          27
                                                                                  --------                   ---------

PARTNERS' CAPITAL
     General partner                                                                   440                         449
     Limited partner                                                                   397                         462
                                                                                  --------                    --------
             Total                                                                     837                         911
                                                                                  --------                    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $      864                   $     938
                                                                                 =========                    ========
















                                   The accompanying notes are an integral part of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1983-2
                                             STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                         (In thousands, except for Units)



                                                             1996                   1995                  1994
                                                            ------                 ------                -----

REVENUES
     Oil revenue                                                    $  103              $      88             $      80
     Gas revenue                                                       819                    515                   557
     Interest income                                                     9                      9                    12
                                                                   -------               --------              --------
             Total                                                     931                    612                   649
                                                                    ------                -------               -------

COSTS AND EXPENSES
     Lease operating                                                    79                     98                   133
     Production taxes                                                   40                     36                    22
     General and administrative                                         92                     96                   121
     Depletion                                                         100                    111                   109
     Litigation settlement                                               2                     12
     Professional services and other                                    10                     10                     7
                                                                   -------               --------              --------
             Total                                                     323                    363                   392
                                                                   -------                -------               -------

NET INCOME                                                         $   608               $    249              $    257
                                                                    ======                =======               =======

ALLOCATION OF NET INCOME:
     General Partner                                               $   276                $   128              $    130
                                                                    ======                 ======               =======
     Limited Partner                                               $   332                $   121              $    127
                                                                    ======                 ======               =======
     Per initial $1,000 Limited Partner
         investment                                                $ 31.45                $ 11.46              $  12.03
                                                                    ======                 ======               =======
     Weighted average initial $1,000 Limited
         Partner investment units outstanding                       10,557                 10,557                10,557
                                                                    ======                 ======                ======

















                                   The accompanying notes are an integral part of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1983-2
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                  (In thousands)



                                                            General                Limited
                                                            Partner                Partner                Total

BALANCE, December 31, 1993                                         $   674                $   853                $1,527
     Net income                                                        130                    127                   257
     Distributions                                                    (352)                  (505)                 (857)
                                                                     ------                 ------                ------

BALANCE, December 31, 1994                                             452                    475                   927
     Net income                                                        128                    121                   249
     Distributions                                                    (131)                  (134)                 (265)
                                                                     ------                 ------                ------

BALANCE, December 31, 1995                                             449                    462                   911
     Net income                                                        276                    332                   608
     Distributions                                                    (285)                  (397)                 (682)
                                                                     ------                 ------                ------

BALANCE, December 31, 1996                                         $   440                $   397               $   837
                                                                     ======                 ======                ======





























                                   The accompanying notes are an integral part of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1983-2
                                             STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                  (In thousands)



                                                             1996                   1995                  1994
                                                            ------                 ------                -----

OPERATING ACTIVITIES:
     Net income                                                   $    608               $    249              $    257
     Adjustment to reconcile net income
         to net cash provided by operating
         activities:
             Depletion                                                 100                    111                   109
                                                                   -------                -------               -------
                  Cash from operations before
                      working capital changes                          708                    360                   366

     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas revenues                                 (17)                   (54)                   104
         Due from affiliate                                             36                   (17)                   317
         Accounts payable and accrued
             liabilities                                               (5)                    (8)                 (287)
         Due to affiliate                                                5
                                                                  --------
                  Net cash provided by
                      operating activities                             727                    281                   500
                                                                   -------                -------               -------

INVESTING ACTIVITIES:
     Proceeds from sale of oil and gas
         properties                                                                                                  15
     Additions to oil and gas properties                              (36)                   (37)                   (9)
                                                                  -------                -------              --------
                  Net cash provided by (used in)
                      investing activities                            (36)                   (37)                     6
                                                                 --------                -------               --------

FINANCING ACTIVITIES:
     Distributions to partners                                       (682)                  (265)                 (857)
                                                                  -------                -------              --------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                9                   (21)                 (351)

CASH AND CASH EQUIVALENTS:

     BEGINNING OF YEAR                                                 148                    169                   520
                                                                   -------                -------               -------

     END OF YEAR                                                  $    157               $    148              $    169
                                                                   =======                =======               =======




                                   The     accompanying  notes  are an  integral
                                          part of the financial statements.


                                         MAY DRILLING PARTNERSHIP 1983-2
                                                        AND
                                          MAY LIMITED PARTNERSHIP 1983-2

                                           NOTES TO FINANCIAL STATEMENTS


(1)  ACCOUNTING POLICIES AND OTHER MATTERS

         General Partnership

         May Drilling Partnership 1983-2, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purpose of oil and gas exploration through May Limited Partnership 1983-2 (the "Limited Partnership"). The General Partnership was formed on September 7, 1983, with investors ("Participants") subscribing an aggregate of $10,557,000 in assessable $1,000 units. After the expenditure of the initial contributions of the Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. During 1984, May assessed the Participants 10% of initial contributions. No additional assessments have been made since 1984.

         The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in all years since 1989 and intends to make a repurchase offer in 1997.

         As the General Partnership is the sole limited partner of the Limited Partnership, its results of operations, changes in partners' capital and cash flows are equal to the limited partner's share of the Limited Partnership's results of operations, changes in partners' capital and cash flows as set forth herein. Therefore, separate statements of operations, changes in partners' capital and cash flows are not presented for the General Partnership.

         Limited Partnership

         The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership, for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are located in prospects in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. At December 31, 1996, no additional contributions were necessary to comply with this requirement.

         On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.

         Sharing of Costs and Revenues

         Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:


                                    1996               1995               1994
                                   ------             ------             -----

Limited Partner                     58.1%              58.3%              58.5%
General Partner                     41.9%              41.7%              41.5%

         Significant Customer

         For the years ended December 31, 1996, 1995 and 1994, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited Partnership:


                                    1996               1995               1994
                                   ------             ------             -----

Conoco Inc.                         83%                88%                60%

         Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

         Income Taxes

         No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification of the General and Limited Partnerships as partnerships for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

         Oil and Gas Properties

         The Limited Partnership follows the full cost method of accounting for oil and gas properties and, accordingly, capitalizes all costs associated with the exploration and development of oil and gas reserves.

         The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.11 in 1996, $.18 in 1995, and $.17 in 1994.

         Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1996, 1995 or 1994. Significant price declines in the future could cause the Limited Partnership to experience valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.

         Generally no gains or losses are recognized on the sale or disposition of oil and gas properties. Maintenance and repairs are charged against income when incurred.

         Gas Balancing

         The Limited Partnership uses the sales method for accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

         As of December 31, 1996, the net imbalance to the Limited Partnership's interest is not considered material. Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells.

         Use of Estimates

         The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Related Party Transactions

         Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership.

         The amount due to HPI was $5,000 as of December 31, 1996 and the amount due from HPI was $36,000 as of December 31, 1995. These balances represent net revenues less operating costs and expenses.

         Cash Flows

         All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

         Reclassifications

         Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.


(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

         HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each entity based upon the time spent on that entity. General and administrative overhead allocated by HPI to the Limited Partnership totaled $70,000 in 1996, $82,000 in 1995 and $105,000 in 1994.

(3)  INCOME TAXES

         As a result of the differences in the accounting treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1996 and 1995, the income tax bases of the Partnership's oil and gas properties were approximately $211,000 and $227,000, respectively.


(4)  LEGAL PROCEEDINGS

         In June 1996, the Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A.L. Boudreaux #1 well, G.S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Partnership's interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Partnership agreed to pay the plaintiffs $67,000. The Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $65,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases resulted in a decrease in the Partnership's reserves of $40,000 in future net revenues, discounted at 10%.

                                   SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                                    (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

Costs Incurred -


                                          For the Years Ended December 31,
                             1996                   1995                   1994
                            ------                 ------                 -----
                                            (In thousands)

Development costs             $36                   $ 37                   $ 9
                               ==                    ===                    ==

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -


                                                     1996                            1995                            1994
                                                    ------                          ------                          -----
                                           Bbls            Mcf             Bbls            Mcf             Bbls            Mcf
                                                                                      (In thousands)

Total Proved Reserves:
     Beginning of period                      34           1,737              35           1,722              40           2,136
     Revisions to previous estimates                         145               4             299                           (127)
     Sale of reserves in place                                                                                              (21)
     Production                              (5)           (289)             (5)           (284)             (5)           (266)
                                            ---           -----             ---           -----             ---          ------
         End of Period                        29           1,593              34           1,737              35           1,722
                                             ===           =====             ===           =====             ===           =====

Proved Developed Reserves:
         Beginning of period                  34           1,737              35           1,722              40           2,125
                                             ===           =====             ===           =====             ===           =====
         End of period                        29           1,593              34           1,737              35           1,722
                                             ===           =====             ===           =====             ===           =====

Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

ITEM 9 -     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

             None.


                                                     PART III


ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11 -    EXECUTIVE COMPENSATION

             The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See Note 2 to the Financial Statements.


ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 44.7% of the outstanding units. The general partner of HEP is HEPGP Ltd.


ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I, Item 1 and Part II, Item 7.


                                                      PART IV

ITEM 14 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a.  Financial Statements and Schedules:
             See Index at Item 8.

         b.  Reports on Form 8-K - None.

         c.  Exhibits:

     3.1 The General Partnership Agreement and the Limited Partnership Agreement filed as an Exhibit to Registration Statement No. 0-11313, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                         MAY DRILLING PARTNERSHIP 1983-2
                         MAY LIMITED PARTNERSHIP 1983-2
                         By:      EDP OPERATING, LTD., GENERAL PARTNER
                         By:      HALLWOOD G.P., Inc.
                                 General Partner



                           By: /s/William L. Guzzetti
                               William L. Guzzetti
                               President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                           Date



/s/Robert S. Pfeiffer               Vice President             February 28, 1997
-----------------------                                    -----------------
Robert S. Pfeiffer           (Principal Accounting Officer)



Document: P:\DOC\MAY83-2K.DOC
                                                       -24-