Form 10-Q
period 1997-03-31
MAY DRILLING PARTNERSHIP 1983-2
filed 1997-05-12
CIK 711309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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
                                                    (Unaudited)
                                                  (In thousands)



                                                                        March 31,                 December 31,
                                                                          1997                        1996
ASSETS
Investment in
     May Limited Partnership 1983-2                                       $482                        $397
                                                                           ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                         $482                        $397
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

















                                     The   accompanying note is an integral part
                                           of the financial statements.

                                                        -2-



                                          MAY LIMITED PARTNERSHIP 1983-2
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                 March 31,                 December 31,
                                                                                   1997                        1996

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                     $     270                   $     157
   Accrued oil and gas sales                                                           106                         161
   Due from affiliate                                                                   89
                                                                                 ---------
            Total                                                                      465                         318
                                                                                  --------                    --------

OIL AND GAS PROPERTIES, using the
   full cost method of accounting                                                   16,638                      16,618
        Less accumulated depletion                                                (16,092)                    (16,072)
                                                                                   ------                      ------
            Net oil and gas properties                                                 546                         546
                                                                                  --------                    --------

TOTAL ASSETS                                                                      $  1,011                   $     864
                                                                                   =======                    ========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $       15                  $       22
   Due to affiliate                                                                                                  5
                                                                               -----------                  ----------
            Total                                                                       15                          27
                                                                                  --------                   ---------

PARTNERS' CAPITAL
   General partner                                                                     514                         440
   Limited partner                                                                     482                         397
                                                                                  --------                    --------
            Total                                                                      996                         837
                                                                                  --------                    --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $  1,011                   $     864
                                                                                   =======                    ========














                                     The   accompanying note is an integral part
                                           of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1983-2
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                    (In thousands, except for unit information)



                                                                                  For the Three Months Ended March 31,
                                                                                    1997                        1996

REVENUES
     Oil revenue                                                                 $      24                  $       26
     Gas revenue                                                                       200                         244
     Interest income                                                                     2                           2
                                                                                ----------                  ----------
              Total                                                                    226                         272
                                                                                  --------                    --------

COSTS AND EXPENSES
     Lease operating                                                                    21                          27
     General and administrative                                                         21                          25
     Depletion                                                                          20                          26
     Professional services and other                                                     5                           2
                                                                                ----------                  ----------
              Total                                                                     67                          80
                                                                                 ---------                   ---------

NET INCOME                                                                       $     159                   $     192
                                                                                  ========                    ========

ALLOCATION OF NET INCOME:

     General Partner                                                            $       74                  $       85
                                                                                 ---------                   =========

     Limited Partner                                                            $       85                   $     107
                                                                                 =========                    ========

         Per initial $1,000 limited
              partner investment                                                 $    8.05                    $  10.14
                                                                                  ========                     =======

         Weighted average initial $1,000 limited
              partner investment units outstanding                                  10,557                      10,557
                                                                                    ======                      ======














                                     The   accompanying note is an integral part
                                           of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1983-2
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                                  For the Three Months Ended March 31,
                                                                                    1997                        1996

OPERATING ACTIVITIES:
     Net income                                                                    $   159                     $   192
     Adjustment to reconcile net income to
         net cash provided by operating
         activities:
              Depletion                                                                 20                          26
                                                                                   -------                     -------

                  Cash from operations before
                      working capital changes                                          179                         218

     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                                 55                        (26)
              Due from affiliate                                                      (89)                        (44)
              Accounts payable and accrued liabilities                                 (7)                         (6)
              Due to affiliate                                                         (5)
                                                                                 --------
                  Net cash provided by operating
                      activities                                                       133                         142
                                                                                    ------                      ------

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                              (20)                         (2)
                                                                                  -------                    --------

FINANCING ACTIVITIES:
     Distributions to partners                                                                                    (86)

NET INCREASE IN CASH AND
     CASH  EQUIVALENTS                                                                 113                          54

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                                      157                         148
                                                                                    ------                      ------

     Balance, end of period                                                        $   270                     $   202
                                                                                    ======                      ======








                                     The   accompanying note is an integral part
                                           of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -      GENERAL

The financial statements presented are those of May Limited Partnership 1983-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION
              --------------------

Liquidity and Capital Resources

The Partnership generated $133,000 of cash flow from operating activities during the three months ended March 31, 1997. A distribution payable to partners of record as of March 31, 1997 was declared in April 1997. The distribution amount is $260,000, payable $151,000 to May Drilling Partnership 1983-2 partners and $109,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1997 Compared to First Quarter 1996

Oil Revenue

Oil revenue decreased $2,000 in the first quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in oil production partially offset by an increase in the average oil price. The average oil price increased from $19.44 per barrel in 1996 to $22.64 per barrel in 1997. Oil production decreased 22% primarily due to lower state allowable production limits as well as normal production declines.

Gas Revenue

Gas revenue decreased $44,000 during the first quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in price. Gas production decreased 16% primarily due to lower state allowable production limits and normal production declines. The average gas price decreased from $3.20 per mcf in 1996 to $3.15 per mcf in 1997.

Lease Operating

Lease operating expense decreased $6,000 for the first quarter of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production taxes resulting from the decreased oil and gas production discussed above.

General and Administrative

General and administrative expense decreased $4,000 during the first quarter of 1997 as compared to the first quarter of 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $6,000 during the first quarter of 1997 as compared with the first quarter of 1996 as a result of a lower depletion rate during 1997 due to the decrease in oil and gas production discussed above.

Professional Services and Other

Professional services and other expense increased $3,000 during the first quarter of 1997 as compared with the first quarter of 1996 primarily due to the timing of these expenses.

PART II -     OTHER INFORMATION


ITEM 1 -      LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                                MAY DRILLING PARTNERSHIP 1983-2
                                MAY LIMITED PARTNERSHIP 1983-2

                                By:           EDP OPERATING, LTD.,
                                         General Partner
                                By:           HEPGP Ltd.,
                                         General Partner
                                By:           HALLWOOD G. P., INC.,
                                         General Partner


Date: April 30, 1997                          By:     /s/Robert S. Pfeiffer
     ----------------------------                  --------------------------
                                             Robert S. Pfeiffer, Vice President
                                               (Principal Accounting Officer)