Form 10-Q
period 1997-09-30
MAY DRILLING PARTNERSHIP 1983-2
filed 1997-11-13
CIK 711309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number 0-11313
                                 ----------------

                         MAY DRILLING PARTNERSHIP 1983-2
                         MAY LIMITED PARTNERSHIP 1983-2
             (Exact name of registrant as specified in its charter)
                                                 ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         MAY DRILLING PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                             September 30,        December 31,

                                                                               1997                1996
                                                                               ---------           ----

     ASSETS

     Investment in
          May Limited Partnership 1983-2                                           $376                $397
                                                                                    ===                 ===



     PARTNERS' CAPITAL

     Partners' Capital                                                            $ 376                $ 397
                                                                                   ====                  ===








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


                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     September 30,              December 31,
                                                                            1997                      1996



ASSETS

CURRENT ASSETS

   Cash and cash equivalents                                          $     163                  $     157
   Accrued oil and gas sales                                                135                        161
   Due from affiliate                                                        43
                                                                            ---                        ---
            Total                                                           341                        318
                                                                            ---                        ---

OIL AND GAS PROPERTIES, using the
   full cost method of accounting                                        16,655                     16,618
        Less accumulated depletion                                      (16,143)                   (16,072)
                                                                         ------                     ------
            Net oil and gas properties                                      512                        546
                                                                         ------                      -----


TOTAL ASSETS                                                          $     853                  $     864
                                                                       ========                   ========



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                          $       24                 $       22
   Due to affiliate                                                                                      5
            Total                                                            24                         27
                                                                             --                         --
PARTNERS' CAPITAL

   General partner                                                          453                        440

   Limited partner                                                          376                        397
                                                                            ---                        ---

            Total                                                           829                        837
                                                                            ---                        ---



TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $     853                   $     864
                                                                      =========                   ========















                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                          For the Three Months Ended September 30,

                                                                              1997                          1996
                                                                              --------                      ----



REVENUES

     Oil revenue                                                          $      25                      $       27
     Gas revenue                                                                191                             187
     Interest                                                                     2                               2
                                                                                ---                             ---
              Total                                                             218                             216
                                                                                ---                             ---


COSTS AND EXPENSES

     Lease operating                                                             24                              29
     General and administrative                                                  22                              17
     Depletion                                                                   30                              26
     Professional services and other                                              2                               2
     Litigation settlement                                                        8
                                                                                ----                            ----
              Total                                                              86                              74
                                                                                ----                            ----

NET INCOME                                                                $     132                       $     142
                                                                               =====                         ========



ALLOCATION OF NET INCOME:



     General Partner                                                     $       61                      $       65
                                                                              ======                      =========



     Limited Partner                                                     $       71                      $       77
                                                                              =======                     =========



         Per initial $1,000 limited
              partner investment unit                                     $    6.73                       $    7.29
                                                                             ========                      ========



         Weighted average initial $1,000 limited
              partner investment units outstanding                           10,557                          10,557
                                                                             ======                         ========












                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                                For the Nine Months Ended September 30,

                                                                                      1997                     1996
                                                                                     ------                   ------



REVENUES

     Oil revenue                                                                 $      64                $       82
     Gas revenue                                                                       516                       644
     Interest                                                                            7                         6
                                                                                       ----                     -----
              Total                                                                    587                       732
                                                                                       ----                     -----

COSTS AND EXPENSES

     Lease operating                                                                    64                        82
     General and administrative                                                         59                        67
     Depletion                                                                          71                        81
     Professional services and other                                                    10                         7
     Litigation settlement                                                               8                         2
                                                                                       ----                      ----
              Total                                                                    212                       239
                                                                                       ----                      ----


NET INCOME                                                                       $     375                 $     493
                                                                                ===========                 ========



ALLOCATION OF NET INCOME:



     General Partner                                                             $     174                 $     224
                                                                                  ========                  ========

     Limited Partner                                                             $     201                 $     269
                                                                                  ========                  ========



         Per initial $1,000 limited
              partner investment unit                                             $  19.04                  $  25.48
                                                                                   =======                   =======



         Weighted average initial $1,000 limited
              partner investment units outstanding                                  10,557                    10,557
                                                                                    ======                    ======












                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                            For the Nine Months Ended September 30,

                                                                                 1997                   1996
                                                                                 -----                  ----



OPERATING ACTIVITIES:

     Net income                                                               $    375                 $    493

     Adjustment to reconcile net income to net cash provided by operating activities:

              Depletion                                                             71                       81
                                                                                 ------                   -----
                  Cash from operations before
                      working capital changes                                      466                      574



     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                             26                       38
              Due from affiliate                                                   (43)                     (48)
              Accounts payable and accrued liabilities                               2                        5
              Due to affiliate                                                      (5)
                                                                                  -----                     -----
                  Net cash provided by operating
                      activities                                                   426                      569
                                                                                  -----                    ------


INVESTING ACTIVITIES:

     Additions to oil and gas properties                                           (37)                     (21)
                                                                                  -----                     ---

FINANCING ACTIVITIES:

     Distributions to partners                                                    (383)                    (473)
                                                                                  -----                    -----


NET INCREASE IN CASH AND CASH  EQUIVALENTS                                           6                       75



CASH AND CASH EQUIVALENTS:

     Balance, beginning of period                                                  157                      148
                                                                                  -----                     ----


     Balance, end of period                                                  $     163                 $    223
                                                                                 =======                =======












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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Partnership generated $426,000 of cash flow from operating activities during the nine months ended September 30, 1997 and distributed $383,000 to partners. A distribution payable to partners of record as of September 30, 1997 was declared in October 1997. The distribution amount is $108,000, payable $62,640 to May Drilling Partnership 1983-2 partners and $45,360 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1997 Compared to Third Quarter 1996

Oil Revenue

Oil revenue decreased $2,000 in the third quarter of 1997 as compared to the corresponding period in 1996 as a result of a decrease in the average oil price, partially offset by an increase in oil production. The average oil price decreased from $23.69 per barrel in 1996 to $19.25 per barrel in 1997. Oil production increased 14% due to workover procedures performed during the second quarter of 1997.

Gas Revenue

Gas revenue increased $4,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as the result of an increase in production, partially offset by a decrease in price. Gas production increased 15% due to workover procedures performed during the second quarter of 1997. The average gas price decreased from $2.56 per mcf in 1996 to $2.28 per mcf in 1997.

Lease Operating

Lease operating expense decreased $5,000 for the third quarter of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in maintenance activity.

General and Administrative

General and administrative expense increased $5,000 during the third quarter of 1997 as compared to the third quarter of 1996 due to the timing of these expenses.

Depletion

Depletion expense increased $4,000 during the third quarter of 1997 as compared with the third quarter of 1996 as a result of an increase in capitalized costs during 1997.

Litigation Settlement

Litigation settlement expense during the quarters ended September 30, 1997 represents the expense incurred to settle property related claims.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

The comparisons for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $18,000 during the first nine months of 1997 as compared to the corresponding period in 1996, due to a decrease in production and a decrease in the average oil price. The average oil price decreased from $21.20 per barrel in 1996 to $20.29 per barrel in 1997. Oil production decreased 18% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $128,000 during the first nine months of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production and a decrease in price. Gas production decreased 11% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.78 per mcf in 1996 to $2.51 per mcf in 1997.

Interest

Interest income increased $1,000 during the first nine months of 1997 as compared with the first nine months of 1996 due to a higher average cash balance during 1997.

General and Administrative

General and administrative expenses decreased $8,000 during the first nine months of 1997 as compared with the same period during 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $10,000 during the first nine months of 1997 as compared with the first nine months of 1996 due to a decrease in the depletion rate caused by the decrease in production discussed above.

Professional Services and Other

Professional services and other expense increased $3,000 during the first nine months of 1997 as compared with the first nine months of 1996 primarily due to the timing of these expenses.

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


                                    MAY DRILLING PARTNERSHIP 1983-2
                                    MAY LIMITED PARTNERSHIP 1983-2

                                    By:  EDP OPERATING, LTD.,
                                          General Partner

                                          By:  HEPGP LTD.,
                                               General Partner

                                          By:  HALLWOOD G. P., INC.,
                                               General Partner



Date:  November 4, 1997                    By:    Robert S. Pfeiffer
                                            Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)