Form 10-Q
period 1998-03-31
MAY DRILLING PARTNERSHIP 1983-2
filed 1998-05-08
CIK 711309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               March 31,                December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1983-2                                     $ 366                     $ 407
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 366                     $ 407
                                                                                  ====                      ====






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


                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     March 31,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $   206                 $   217
    Accrued oil and gas sales                                              119                     140
    Due from affiliate                                                      50                      67
                                                                       -------                 -------
         Total                                                             375                     424
                                                                        ------                  ------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                      16,658                  16,652
       Less accumulated depletion                                      (16,187)                 (16,162)
                                                                        ------                   ------
         Net oil and gas properties                                        471                     490
                                                                        ------                  ------

TOTAL ASSETS                                                           $   846                 $   914
                                                                        ======                  ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                           $     15               $     24
                                                                        -------                -------

PARTNERS' CAPITAL
    General partner                                                         465                    483
    Limited partner                                                         366                    407
                                                                         ------                 ------
         Total                                                              831                    890
                                                                         ------                 ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $   846                $   914
                                                                         ======                 ======





















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Three Months Ended March 31,
                                                                        1998                      1997

REVENUES
    Oil revenue                                                      $     18                   $     24
    Gas revenue                                                           179                        200
    Interest                                                                3                          2
                                                                    ---------                  ---------
         Total                                                            200                        226
                                                                      -------                    -------

COSTS AND EXPENSES
   Lease operating                                                         25                         21
   General and administrative                                              20                         21
   Depletion                                                               25                         20
   Professional services and other                                          5                          5
                                                                    ---------                 ----------
         Total                                                             75                         67
                                                                     --------                  ---------

NET INCOME                                                           $    125                   $    159
                                                                      =======                    =======

ALLOCATION OF NET INCOME:

    General Partner                                                 $      59                  $      74
                                                                     ========                   ========

    Limited Partner                                                 $      66                  $      85
                                                                     ========                   ========

       Per initial $1,000 limited partner
         investment                                                  $   6.25                   $   8.05
                                                                      =======                    =======

       Weighted average initial $1,000 limited
         partner investment units outstanding                          10,557                     10,557
                                                                       ======                     ======



















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Three Months Ended March 31,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                          $  125                    $  159
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         25                        20

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                             21                        55
      Due from affiliate                                                    17                       (89)
      Accounts payable and accrued liabilities                              (9)                       (7)
      Due to affiliate                                                                                (5)
                                                                      --------                   -------
              Net cash provided by operating activities                    179                       133
                                                                         -----                     -----

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                   (6)                      (20)
                                                                       -------                    ------

FINANCING ACTIVITIES -
      Distributions to partners                                           (184)

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       (11)                      113

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        217                       157
                                                                         -----                     -----

       Balance, end of period                                           $  206                    $  270
                                                                         =====                     =====



















           The accompanying note is an integral part of the financial statements.

                         MAY LIMITED PARTNERSHIP 1983-2
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1    -   GENERAL

The financial statements presented are those of May Limited Partnership 1983-2 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Liquidity and Capital Resources

The Partnership generated $179,000 of cash flow from operating activities during the three months ended March 31, 1998 and distributed $184,000 to partners. A distribution payable to partners of record as of March 31, 1998 was declared in April 1998. The distribution amount is $158,000 payable $91,640 to May Drilling Partnership 1983-2 partners and $66,360 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1998 Compared to First Quarter 1997

Oil Revenue

Oil revenue decreased $6,000 in the first quarter of 1998 as compared to the first quarter of 1997 as a result of a decrease in price partially offset by an increase in oil production. The average oil price decreased from $22.64 per barrel in 1997 to $16.11 per barrel in 1998. Oil production increased 5% due to workover procedures performed during the second quarter of 1997.

Gas Revenue

Gas revenue decreased $21,000 during the first quarter of 1998 as compared to the first quarter of 1997 as the result of a decrease in gas price partially offset by an increase in production. The average gas price decreased from $3.15 per mcf in 1997 to $2.35 per mcf in 1998. Gas production increased 20% due to workover procedures performed during the second quarter of 1997.

Interest Income

Interest income increased $1,000 during the first quarter of 1998 as compared to the first quarter of 1997 due to a higher average cash balance during 1998.

Lease Operating

Lease operating expense increased $4,000 for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to an increase in production taxes caused by the increase in production discussed above.

General and Administrative

General and administrative expense decreased $1,000 during the first quarter of 1998 as compared to the first quarter of 1997 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $5,000 during the first quarter of 1998 as compared with the first quarter of 1997 as a result of a higher depletion rate due to the increase in production discussed above.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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


                                          MAY DRILLING PARTNERSHIP 1983-2
                                          MAY LIMITED PARTNERSHIP 1983-2

                                          By:  EDP OPERATING, LTD.,
                                               General Partner

                                               By:  HEPGP Ltd.,
                                                    General Partner

                                               By:  HALLWOOD G.P., INC.,
                                                    General Partner



Date:   May 1, 1998                            By:   /s/Thomas J. Jung
                                                  Thomas J. Jung, Vice President
                                                  (Principal Accounting Officer)