Form 10-Q
period 1998-06-30
MAY DRILLING PARTNERSHIP 1983-2
filed 1998-08-14
CIK 711309

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               June 30,                 December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1983-2                                     $ 350                     $ 407
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 350                     $ 407
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


                         MAY LIMITED PARTNERSHIP 1983-2
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      June 30,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $    186                $    217
    Accrued oil and gas sales                                              131                     140
    Due from affiliate                                                      62                      67
                                                                      --------                --------
         Total                                                             379                     424
                                                                       -------                 -------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                      16,669                  16,652
       Less accumulated depletion                                      (16,216)                 (16,162)
                                                                        ------                   ------
         Net oil and gas properties                                        453                     490
                                                                       -------                 -------

TOTAL ASSETS                                                          $    832                $    914
                                                                       =======                 =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                          $      16              $      24
                                                                       --------               --------

PARTNERS' CAPITAL
    General partner                                                         466                    483
    Limited partner                                                         350                    407
                                                                        -------                -------
         Total                                                              816                    890
                                                                        -------                -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $    832               $    914
                                                                        =======                =======





















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Three Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                      $     205                  $     125
   Oil revenue                                                             16                         15
   Interest                                                                 2                          3
                                                                   ----------                 ----------
         Total                                                            223                        143
                                                                     --------                   --------

COSTS AND EXPENSES
   Lease operating                                                         29                         19
   General and administrative                                              19                         16
   Depletion                                                               29                         21
   Professional services and other                                          3                          3
                                                                    ---------                 ----------
         Total                                                             80                         59
                                                                     --------                  ---------

NET INCOME                                                          $     143                 $       84
                                                                     ========                  =========

ALLOCATION OF NET INCOME:

    General Partner                                                $       67                 $       39
                                                                    =========                  =========

    Limited Partner                                                $       76                 $       45
                                                                    =========                  =========

       Per initial $1,000 limited partner
         investment                                                 $    7.20                  $    4.26
                                                                     ========                   ========

       Weighted average initial $1,000 limited
         partner investment units outstanding                          10,557                     10,557
                                                                       ======                     ======



















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Six Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                      $     384                  $     325
   Oil revenue                                                             34                         39
   Interest                                                                 5                          5
                                                                  -----------                -----------
         Total                                                            423                        369
                                                                     --------                   --------

COSTS AND EXPENSES
   Lease operating                                                         54                         40
   General and administrative                                              39                         37
   Depletion                                                               54                         41
   Professional services and other                                          8                          8
                                                                  -----------                -----------
         Total                                                            155                        126
                                                                     --------                   --------

NET INCOME                                                          $     268                  $     243
                                                                     ========                   ========

ALLOCATION OF NET INCOME:

    General Partner                                                 $     126                  $     113
                                                                     ========                   ========

    Limited Partner                                                 $     142                  $     130
                                                                     ========                   ========

       Per initial $1,000 limited partner
         investment                                                  $  13.45                   $  12.31
                                                                      =======                    =======

       Weighted average initial $1,000 limited
         partner investment units outstanding                          10,557                     10,557
                                                                       ======                     ======



















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-2
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                       For the Six Months Ended June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                       $     268                 $     243
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         54                        41

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                              9                        80
      Due from affiliate                                                     5                       (28)
      Accounts payable and accrued liabilities                              (8)                       (5)
      Due to affiliate                                                                                (5)
                                                                  ------------                ----------
              Net cash provided by operating activities                    328                       326
                                                                      --------                  --------

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                  (17)                      (29)
                                                                     ---------                 ---------

FINANCING ACTIVITIES -
      Distributions to partners                                           (342)                     (260)
                                                                       -------                   -------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       (31)                       37

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        217                       157
                                                                      --------                  --------

       Balance, end of period                                        $     186                 $     194
                                                                      ========                  ========



















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
              RESULTS OF OPERATION

Liquidity and Capital Resources

The Partnership generated $328,000 of cash flow from operating activities during the six months ended June 30, 1998 and distributed $342,000 to partners. A distribution payable to partners of record as of June 30, 1998 was declared in July 1998. The distribution amount is $150,000 payable $87,000 to May Drilling Partnership 1983-2 partners and $63,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Gas Revenue

Gas revenue increased $80,000 during the second quarter of 1998 as compared to the second quarter of 1997 as a result of an increase in gas price and an increase in production. The average gas price increased from $2.14 per mcf in 1997 to $2.41 per mcf in 1998. Gas production increased 45% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

Oil Revenue

Oil revenue increased $1,000 in the second quarter of 1998 as compared to the second quarter of 1997 as a result of an increase in production, partially offset by a decrease in price. Oil production increased 50% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997. The average oil price decreased from $18.92 per barrel in 1997 to $13.14 per barrel in 1998.

Interest Income

Interest income decreased $1,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a lower average cash balance during 1998.

Lease Operating

Lease operating expense increased $10,000 for the second quarter of 1998 as compared to the second quarter of 1997 primarily due to an increase in production taxes caused by the increase in production discussed above.

General and Administrative

General and administrative expense increased $3,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to an increase in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $8,000 during the second quarter of 1998 as compared with the second quarter of 1997 as a result of a higher depletion rate due to the increase in production discussed above.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

The comparisons for the six months ended June 30, 1998 and the six months ended June 30, 1997 are consistent with those discussed in the second quarter 1998 compared to the second quarter of 1997 except for the following:

Gas Revenue

Gas revenue increased $59,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to an increase in production, partially offset by a decrease in price. Gas production increased 32% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997. The average gas price decreased from $2.67 per mcf in 1997 to $2.38 per mcf in 1998.

Oil Revenue

Oil revenue decreased $5,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in the average oil price, partially offset by an increase in production. The average oil price decreased from $21.01 per barrel in 1997 to $14.55 per barrel in 1998. Oil production increased 25% because two temporarily shut-in wells were back on line. The two wells were temporarily shut-in while workover procedures were performed during the second quarter of 1997.

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


                               MAY DRILLING PARTNERSHIP 1983-2
                               MAY LIMITED PARTNERSHIP 1983-2

                               By:  EDP OPERATING, LTD.,
                                    General Partner
                                    By:  HEPGP Ltd.,
                                         General Partner

                                    By:  HALLWOOD G.P., INC.,
                                         General Partner



Date:  August 10, 1998              By: /s/Thomas J. Jung
                                       Thomas J. Jung, Vice President
                                       (Principal Accounting Officer)